Form 10-K/A
period 2006-12-31
Option One Mortgage Loan Trust Series 2006-2
filed 2007-08-06
CIK 1366625

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

            No Applicable updates.


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

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.



             The information regarding this Item has been previously filed in a 424B5 filing dated June 28, 2006.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


         The material instance of noncompliance  with respect to criteria  1122
         (d)(1)(iv) was that Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17, 2006 for coverage in excess of the FNMA requirements.

         The material instance of noncompliance  with respect to criteria  1122
         (d)(3)(i) was with respect to Wells Fargo's delinquency reporting. During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.




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



    Option One Mortgage Acceptance Corporation
    (Depositor)



    /s/ Matthew A. Engel
    Matthew A. Engel, Chief Financial Officer
    Senior Officer in Charge of Securitization of the Depositor

    Date:      August 6, 2007


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
